Form 10-K
period 2006-12-31
ING USA Global Funding Trust 3
filed 2007-04-02
CIK 1376224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT

     PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 333-123457-03

ING USA Global Funding Trust 3

(by ING USA Annuity and Life Insurance Company as sponsor and depositor)

(Exact name of registrant as specified in its charter)

ING USA Annuity and Life Insurance Company

(Exact name of the depositor as specified in its charter)

ING USA Annuity and Life Insurance Company

(Exact name of sponsor as specified in its charter)

Iowa
(State or other jurisdiction of incorporation or	41-0991508
organization)	(I.R.S. Employer Identification No.)

ING USA Global Funding Trust 3
c/o ING USA Annuity and Life Insurance Company, as depositor
1475 Dunwoody Drive
West Chester, Pennsylvania 19380-1478
(Address of principal executive offices)
Registrant's telephone number, including area code: (610) 425-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ❑ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes ❑ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒
No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❑ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INFORMATION PROVIDED PURSUANT TO GENERAL INSTRUCTION J TO FORM 10-K

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The asset of ING USA Global Funding Trust 3 (the “Trust”) is a funding agreement issued by ING USA Annuity and Life Insurance Company (“ING USA”), as an obligor. ING USA is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information ING USA files at the SEC public reference room at 100 F. Street N.E., Washington, D.C. 20549. You can also request copies of ING USA’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. ING USA’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

This Form 10-K incorporates by reference ING USA’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 30, 2007.

and copy any reports or other information ING USA files at the SEC public reference room at 100 F. Street N.E., Washington, D.C. 20549. You can also request copies of ING USA’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. ING USA’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

This Form 10-K incorporates by reference ING USA’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 30, 2007.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Derivatives (Information Regarding Significant Enhancement Providers).

None.

Item 1115(b) of Regulation AB.  Certain Derivative Instruments (Financial Information).

None.

Item 1117 of Regulation AB.  Legal proceedings.

None.

Item 1119 of Regulation AB. Affiliations and certain relationships and related transactions.

None.

Item 1122 of Regulation AB. Compliance with applicable servicing criteria.

ING USA (the sponsor and depositor), Citibank, N.A (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) and U.S. Bank National Association (in its role as custodian) (collectively, the “Servicing Parties”) have been identified as parties participating in the servicing function with respect to the assets held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as Exhibits 33.1, 33.2 and 33.3 to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an Attestation Report”) by a public accounting firm, which reports are also attached as Exhibits 34.1, 34.2 and 34.3 to this Form 10-K.

Item 1123 of Regulation AB. Servicer compliance statement.

Citibank, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) has completed a servicer compliance statement attached as Exhibit 35.1 to this Form 10-K.

PART I

Item 1B. Unresolved Staff Comments.

None.

PART II

Item 9B. Other Information.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
Number

Exhibit 3	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement;
incorporated by reference to Exhibit 4.1 to ING USA’s Current Report on Form 8-K, filed on
September 27, 2006.
Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the original issue date; incorporated by reference to Exhibit 4.1 to ING USA’s Current Report on Form 8-K, filed on September 27,
2006.
Exhibit 4.2	Notes issued by the Trust dated September 26, 2006; incorporated by reference to Exhibit 4.2 to
ING USA’s Current Report on Form 8-K, filed on September 27, 2006.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II,
Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as custodian.
Exhibit 10.5	Funding Agreement issued by ING USA to the Trust dated the original issue date; incorporated by reference to Exhibit 4.3 to ING USA’s Current Report on Form 8-K, filed on September 27,
2006.
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of U.S. Bank National Association
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of ING USA Annuity and Life
Insurance Company
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, accountants for Citibank, N.A.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young
LLP, accountants for U.S. Bank National Association.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young
LLP, accountants for ING USA Annuity and Life Insurance Company
Exhibit 35.1	Servicer Compliance Statement

*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-
123457.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filling of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ING USA ANNUITY AND LIFE INSURANCE
COMPANY
(Depositor)

Date: April 2, 2007	By: /s/ Karen Czizik

Name: Karen Czizik
Title: Vice President

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 3	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement;
incorporated by reference to Exhibit 4.1 to ING USA’s Current Report on Form 8-K, filed on
September 27, 2006.
Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the original issue date; incorporated by reference to Exhibit 4.1 to ING USA’s Current Report on Form 8-K, filed on September 27,
2006.
Exhibit 4.2	Notes issued by the Trust dated September 26, 2006; incorporated by reference to Exhibit 4.2 to
ING USA’s Current Report on Form 8-K, filed on September 27, 2006.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II,
Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as custodian.
Exhibit 10.5	Funding Agreement issued by ING USA to the Trust dated the original issue date; incorporated by reference to Exhibit 4.3 to ING USA’s Current Report on Form 8-K, filed on September 27,
2006.
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of U.S. Bank National Association
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of ING USA Annuity and Life
Insurance Company
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, accountants for Citibank, N.A.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young
LLP, accountants for U.S. Bank National Association.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young
LLP, accountants for ING USA Annuity and Life Insurance Company
Exhibit 35.1	Servicer Compliance Statement
*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-
123457.